Form 10KSB
period 1998-12-31
POTENCO INC
filed 2000-01-13
CIK 825789

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB

       [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                            OR

       [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 33-18778

POTENCO, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           NEVADA                                          99-0259494
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

3730 KIRBY SUITE 1200
HOUSTON, TEXAS 77098
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 587-4645.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
ACT:                  COMMON STOCK, PAR VALUE $0.001 PER SHARE.

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES . NO X .


         CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

THE ISSUER HAD NO REVENUES IN ITS MOST RECENT FISCAL YEAR.

   THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF MARCH 31, 1999 WAS: $0.00

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF MARCH 31, 1999, WAS: 16,600,000.

         DOCUMENTS INCORPORATED BY REFERENCE: NONE.



























                               TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . ....................... . 1
         Item 1.  Description of Business . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ........... .1
                  General . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . ........................ . . . . . 1
                  Employees . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ......................1
                  Executive Officers of the Registrant. . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . .  . . . . . ....1
         Item 2.  Description of Property . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . .  . . . .  . . . . ...1
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . .. . 1
         Item 4.  Submission of Matters to a Vote of Security Holders . . . .
 . . . . . . . . . . . . . . . ... . 1
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . 2
         Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters . . . 2
         Item 6.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations  . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . .............3
                  General   . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ....................... .3
                  Liquidity   . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . .......................3
                  Results of Operations . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . ................4
         Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ..............4
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ............... 4
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ...................... 4
         Item 9   Directors, Executive Officers, Promoters and Control
Persons;
                         Compliance With Section 16(a) of the Exchange Act. .
 . . . . . . . . . . . . . . . . . . . 4
         Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . .......5
                         Compensation of Directors  . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ............ 5
         Item 11. Security Ownership of Certain Beneficial Owners and
Management .  . . . . .. . . . .5
         Item 12. Certain Relationships and Related Transactions  . . . . . .
 . . . . . . . . . . . . . . . . . . . .6
         Item 13. Exhibits and Reports on Form 8-K .  . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . ..6
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . ..............7














PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         POTENCO, Inc., (the "Company" or the "Registrant") is a Nevada corporation. As used herein, the terms the "Company" and the "Registrant" refer to the Company, unless the context otherwise requires.

         For financial information regarding the segments of the Registrant's operations, see the information contained in the Consolidated Financial Statements incorporated by reference in Item 7 hereof. The Registrant has not had any revenues since 1990.

         The Registrant was incorporated on September 25, 1987 under the name of Potenco, Inc., Inc. as a development stage company. In August 1988, the Registrant participated in the time-share resort real estate business through its then wholly-owned subsidiary, Colonial Properties, Inc., a Florida corporation. As a result of adverse business circumstances, no material business operations have been conducted by the Registrant since 1990.

EMPLOYEES

     At December 31, 1998, the Registrant had no employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

     At December 31, 1998, the Registrant had no executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Registrant is or will be involved in litigation relating to claims arising out of its operations in the normal course of its business. The Registrant believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.



PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Registrant's Common Stock trades on the OTC Pink Sheets of the National Association of Securities Dealers, Inc. (the "NASD") in the United States. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of December 31, 1998, the Registrant was authorized to issue 50,000,000 shares of the Common Stock, of which there were issued and outstanding 16,600,000 shares.


         COMMON STOCK

            BID PRICE

---------------------- ------------------------
 CALENDAR YEAR 1997
Low                     High
 ------------------
---------------------- ------------------------

 First
Quarter
$0.00                $0.00
 Second Quarter
$0.00                $0.00
 Third
Quarter
$0.00                $0.00
 Fourth Quarter
$0.00                $0.00


 Calendar Year 1998
Low                     High
 ------------------
---------------------- ------------------------
 First
Quarter
$0.00                   $0.00
 Second Quarter
$0.00                   $0.00
 Third Quarter
$0.00                   $0.00
 Fourth Quarter
$0.00                   $0.00


         As of March 31,1999 the high and low bids with respect to the price of the Common Stock were no trades made.

         As of December 31, 1998, there were 57 holders of record of the Common Stock.






ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the Registrant's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant appearing under Item 7 of this Report. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which are not historical facts may be forward-looking statements. Such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Registrant to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Registrant will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

GENERAL

         Management intends for the Registrant to proceed in its efforts to expand holdings through the purchase of existing, profitable, private, companies where there is a demonstrable gain in productivity through the minimization of general and administrative costs which are duplicative. Management will seek to implement a capital structure which affords the greatest flexibility for future acquisitions while maintaining an adequate base of equity to cushion against fluctuations in the business cycle. Currently the company is a developement stage corporation.

LIQUIDITY AND CAPITAL RESOURCES

         In order to complete the any acquisitions, the Registrant will require additional funding. Management believes that this funding is available through investment bankers who may expressed an interest in providing equity and debt funding. There can be no assurance as to the availability or terms of this financing.

Certain transactions may require the Registrant to incur additional debt, and the degree to which the Registrant may be leveraged could have important consequences, including the following: (i) the possible impairment of the Registrant's ability to obtain financing in the future for potential acquisitions, working capital, capital expenditures or general corporate purposes; (ii) the necessity for a substantial portion of the Registrant's cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness; (iii) the potential for increased interest expense due to fluctuations in interest rates; and (iv) the potential for increased vulnerability of the Registrant to economic downturns and possible limitation of its ability to withstand competitive pressures. The Registrant's ability to meet its debt service obligations will be dependent upon the Registrant's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Registrant, many of which are beyond its control.

RESULTS OF OPERATIONS

         The Registrant has generated no revenues since 1990, and has had no activity since 1990.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required by this Item 7 appears on pages 10 through
12
of this Report, and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

 PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information set forth under "Item 1. Description of Business -Executive Officers of the Registrant" is incorporated herein by reference. At the date of this Report, there are no officers of the Registrant..

              In the years prior to December 31, 1998, various officers and directors of the Registrant have failed to file a Form 3 on a timely basis upon becoming an executive officer and director of the Registrant.

         Set forth below are the directors of the Registrant, together with their ages as of the date of this Report. Each director is elected for a one year term and serves until his successor is elected and qualified.

            Name                         Age
Position                        Director Since
             ----                              ---
--------                        --------------
L. Mychal Jefferson II 31Chairman, Chief Executive Officer,        December
30, 1999
               President and Director


 Phillip G. Cohen60Treasurer and Director                December 30, 1999

 Monica W. Jefferson25Secretary and Director    December 30, 1999

         Certain information with respect to the members of the Board of Directors of the Registrant is set forth above in "Item 1. Description of Business - Executive Officers of the Registrant."

ITEM 10. EXECUTIVE COMPENSATION.

         Since 1990, the Registrant has not paid salaries or other form compensation to any of its officers or directors.

COMPENSATION OF DIRECTORS

         The Registrant does not compensate any of its directors for their services to the Registrant as directors. However, the Registrant does reimburse its directors for expenses incurred in attending board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table presents certain information regarding the beneficial ownership of all shares of the Common Stock at March 31, 1999 (i) each person who owns beneficially more than five percent of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and officers as a group.

Shares Beneficially Owned
-------------------------
                  Name of Beneficial Owner (1)
Number             Percent (2)
                  -----------------------
------             -------

First Consumers Inc. 4,040,00024.34
Ulysses Herrington    880,500  5.30
Joseph Spirer 8,330,00050.18

     All directors and
officers                                                         --  --
       as a group (N/A)

(1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of March 31, 1999 any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of March 31, 1999 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     List of Documents Filed with this Report.

         (1) Consolidated Financial Statements, POTENCO, Inc. and subsidiary companies--
                   Report of Schvaneveldt & Company, P.C., independent
certified public accountants, dated December 30, 1999. . . . . . . . . . . . .
 . . . .  . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . .
 .11
                  Balance Sheet-for the Years Ended December 31, 1998  . . . .
 . . . . . . . . . . . . . . . ...12                       Notes to
Consolidated Financial Statements as of December 31, 1998 . . . . . . . . . 17

         All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

         (2) Exhibits-- The exhibits indicated by an asterisk (*) are incorporated by reference.

   EXHIBIT NO.                                        IDENTIFICATION OF
EXHIBIT
   -----------
-------------------------
  3(a)* Articles of Incorporation of Potenco, Inc. filed on September 25, 1987 with the Secretary of State of Nevada, described in the Registration Statement on Form S-18 of the Registrant effective May 23, 1988. Commission File No. 33-18778.

      23(a)*         Consent of Schvaneveldt & Company, P.C., certified public
accountants.

      27*              Financial Data Schedule.



         (c)            Financial Statement Schedules.

     No schedules are required as all information required has been presented in the audited financial statements.









  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          POTENCO, INC.

                                              By /s/  L. Mychal Jefferson
II

-----------------------------------
                                              L. Mychal Jefferson II,
President

December 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/ L. Mychal Jefferson II Chairman, Chief Executive Officer, December 30, 1999
               President and Director


      /s/ Phillip G. CohenTreasurer and Director            December 30, 1999

      /s/ Monica W. JeffersonSecretary and DirectorDecember 30, 1999




     Potenco, Inc.
(A Development Stage Company)

Financial Statements

December 31, 1998 & 1997







Independent Auditors Report

Board of Directors
Potenco, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Potenco, Inc., (a development stage company), as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows accumulated from September 25, 1987 (Inception) to December 31, 1998 and the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Potenco, Inc., (a development stage company), as of December 31, 1998 and 1997, and the results of its operations and its cash flows accumulated from September 25, 1987 (Inception) to December 31, 1998 and the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Schvaneveldt & Company
Salt Lake City, Utah
December 30, 1999

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */
The accompanying notes are an integral part of these financial statements.
11
/* WordPerfect Structure - Footer A Ending */




Potenco, Inc.
(A Development Stage Company)
Balance Sheets
December 31, 1998 and 1997


          December      December
          31, 1998      31, 1997

     Assets

Current Assets$     -0- $     -0-

     Total Assets$     -0- $     -0-

     Liabilities & Stockholders' Equity

Current Liabilities

     Taxes Payable$     900 $     800

Stockholders' Equity

     Common Stock; 50,000,000 Shares Authorized
     at $0.001 Par Value, 16,600,00 Shares Issued
     and Outstanding     16,600      16,600
     Paid In Capital      1,650,271      1,650,271
     Deficit Accumulated in the Development Stage(     1,667,771)(
1,667,671)

     Total Stockholders' Equity(     900)(     800)

     Total Liabilities & Stockholders' Equity$     -0- $     -0-
      Potenco, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from September 25, 1987 (Inception) to December 31, 1998 and the Years Ended December 31, 1998, 1997 and 1996

          Accumulated      1998      1997      1996

Revenues     $     -0- $     -0- $     -0- $     -0-

Expenses

     Filings & Fees     900      100      100      100
     Interest Expenses     14,993      -0-      -0-      -0-
     Time Share Activities     240,113      -0-      -0-      -0-
     Motel Activities     162,108      -0-      -0-      -0-
     Administrative Expenses     158,596      -0-      -0-      -0-
     Loss of Subsidiaries     1,091,061      -0-      -0-      -0-

     Total Expenses     1,667,771      100      100      100

     Net Loss ($     1,667,771)($     100)($     100)($     100)

      Potenco, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From September 25, 1987 (Inception) to December 31, 1998
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, September 25, 1987      -0- $     -0- $     -0- $     -0-

Shares Issued to Incorporators
for $0.02 Per Share     750,000           750           14,250

Net Loss for Year Ended
December 31, 1987                    (     67)

Balance December 31, 1987     750,000      750      14,250 (     67)

Contributed Capital               119

Shares Issued with Public Offering
at $0.10 Per Share     2,500,000      2,500      247,500

Cost of Public Offering          (     28,860)

Shares Issued in Connection
with Reverse Acquisition     13,350,000      13,350      1,417,262

Net Loss for Year Ended
December 31, 1988                              (     304,825)

Balance, December 31, 1988     16,600,000      16,600      1,650,271 (
304,892)

Net Loss for Year Ended
December 31, 1989                              (     1,361,979)

Balance, December 31, 1989     16,600,000          16,600      1,650,271 (
1,666,871)

Net Loss for Year Ended
December 31, 1990                              (     100)

Balance, December 31, 1990     16,600,000      16,600      1,650,271 (
1,666,971)
Net Loss for Year Ended
December 31, 1991                              (     100)

Potenco, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-
From September 25, 1987 (Inception) to December 31, 1998
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, December 31, 1991          16,600,000      16,600      1,650,271
(     1,667,071)

Net Loss for Year Ended
December 31, 1992                              (     100)

Balance, December 31, 1992     16,600,000      16,600      1,650,271 (
1,667,171)

Net Loss for Year Ended
December 31, 1993                              (     100)

Balance, December 31, 1993     16,600,000      16,600      1,650,271 (
1,667,271)

Net Loss for Year Ended
December 31, 1994                              (     100)

Balance, December 31, 1994     16,600,000      16,600      1,650,271 (
1,667,371)

Net Loss for Year Ended
December 31, 1995                              (     100)

Balance, December 31, 1995     16,600,000      16,600      1,650,271 (
1,667,471)

Net Loss for Year Ended
December 31, 1996                              (     100)

Balance, December 31, 1996     16,600,000      16,600      1,650,271 (
1,667,571)

Net Loss for Year Ended
December 31, 1997                              (     100)

Balance, December 31, 1997     16,600,000      16,600      1,650,271 (
1,667,671)
Net Loss for Year Ended
December 31, 1998                              (     100)

Balance, December 31, 1998     16,600,000 $     16,600 $     1,650,271 ($
1,667,771)

Potenco, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from September 25, 1987 (Inception) to December 31, 1998 and the Years Ended December 31, 1998, 1997 and 1996

          Accumulated      1998      1997      1996
Cash Flows from Operating Activities

     Net Loss ($     1,667,771)($     100)($     100)($     100)
     Loss on Subsidiaries     852,554      -0-      -0-      -0-
     Amortization     17,825      -0-      -0-      -0-
     Change in Operating Liabilities;
     Increase in Accounts Payable     900      100      100      100

     Net Cash Used by Operating
     Activities(     796,492)     -0-      -0-      -0-

Cash Flows from Investing Activities
     Organization Costs(     17,825)     -0-      -0-      -0-

     Net Cash Used in Investing
     Activities(     17,825)     -0-      -0-      -0-

Cash Flows from Financing Activities

     Proceeds of Sales of Common
     Stock     240,177      -0-      -0-      -0-
     Contributed Capital     119      -0-      -0-      -0-
     Cash from Revenue Acquisition     574,021      -0-      -0-      -0-

     Net Cash Provided by
     Financing Activities     814,317      -0-      -0-      -0-

     Net Increase (Decrease)
     In Cash     -0-      -0-      -0-      -0-

     Cash at Beginning of Period     -0-      -0-      -0-      -0-

     Cash at End of Period$     -0- $     -0- $     -0- $     -0-

Disclosures from Operating Activities

     Interest$     14,993 $     -0- $     -0- $     -0-
     Taxes     -0-      -0-      -0-      -0-



Potenco, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE #1 - Organization

Potenco, Inc., (Potenco) was organized in the state of Nevada on September 25, 1987. The Articles of Incorporation state the purpose of the corporation is to conduct business in the field of financial and business consulting and operation; to seek for and acquire business opportunities in the financial field; or transact any lawful business, or to promote or conduct any legitimate object or purpose, under and subject to the laws of the state of Nevada.

NOTE #2 - Significant Accounting Policies

A.The Company uses the accrual method of accounting.
B.Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C.The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D.Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E.Inventories:   Inventories are stated at the lower of cost, determined by the FIFO method or market.
F.Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
G.Estimates:   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Potenco, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued-

NOTE 3# - Income Taxes

Potenco, Inc., has adopted FASB 109 to account for income taxes. Potenco, Inc., currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. Subsequent to the report Potenco had a change in officers and a change in control. When control of an entity changes net operating losses generally can be used only by the tax payer (Officers) who sustained the losses. There can be no assurance that the net operating losses sustained before the change in control will be available for future benefits.

Potenco, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

          Year of Loss           Amount           Expiration Date
          1987 - 1998$     1,667,771      2007 - 2008

                         1998
     Current Tax Asset Value of Net Operating Loss Carryforwards
          at Current Prevailing Federal Tax Rate      $     567,042
     Evaluation Allowance      (     567,042)
               Net Tax Asset$     -0-

               Current Income Tax Expense     -0-
               Deferred Income Tax Benefit     -0-

NOTE #4 - Going Concern

Potenco, Inc., has no assets and no operations from which it can obtain working capital. Potenco, Inc., recognizes that it must find a source of working capital or Potenco, Inc., may not be able to continue its existence. Current officers of Potenco, Inc., are seeking a business opportunity through merger or acquisition that would provide operations with a revenue flow and the possibility of additional capital investment.
NOTE #5 - Stockholders' Equity

Potenco, Inc., is authorized to issue 50,000,000 shares of $0.001 par value stock.

Pursuant to Form S-18 Registration statement Potenco, Inc., issued 2,500,000 shares at $0.01 per Potenco, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued-

share for gross proceeds of $250,000, cost of the offering was $28,860.

In the year ended December 31, 1988, Potenco, Inc., issued 13,350,000 shares in a reverse acquisition transaction with Colonial Properties & Development Corp., and Subsidiaries, a Florida Corporation. Colonial Properties & Development Corp., and Subsidiaries, ceased operations in 1989 and were suspended by the state of Florida for failure to file an Annual Report in 1991.

NOTE #6 - Subsequent Events

On November 17, 1999, Potenco, Inc., held a special shareholders meeting to reorganize the Company. The Officers of Potenco, Inc., prior to the meeting submitted their resignations and new Officers and Board Members were elected. At the meeting shareholders approved a one for two hundred seventy five (1 for 275) share reverse split, with provisions that no one shareholder would receive less than one hundred shares. After the reverse split, Potenco, Inc., issued to its new President 500,000 shares of its common stock for monies loaned to Potenco, Inc., for reorganization costs incurred and services rendered to Potenco, Inc.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

Consent of Darrell T. Schvaneveldt, C.P.A.
Independent Auditor

     I consent to the use, of our report dated December 29, 1999, on the financial statements of Potenco, Inc., (a development stage company), dated December 31, 1998, included herein and to the reference made to me.



Salt Lake City, Utah
January 12, 2000



                               INDEX TO EXHIBITS

Exhibit No.                                        Identification of Exhibit
- -----------                                        -------------------------
  3(a)* Articles of Incorporation of Potenco, Inc. filed on September 25, 1987 with the Secretary of State of Nevada, described in the Registration Statement on Form S-18 of the Registrant effective May 23, 1988. Commission File No. 33-18778.


   11                      Computation of Per Share Earnings.
   27                      Financial Data Schedule.

                       COMPUTATION OF PER SHARE EARNINGS

         The table below presents information necessary for the computation of loss per share of the Common Stock, on both a primary and fully diluted basis, for the three months ended September 30, 1999 and 1998 and the years ended December 31, 1997, 1996 and 1995.

                                           Three Months Ended Sept.
30,               Year Ended December 31,
                                           ----------------------------
----------------------------------------
                                                1999           1998
1997           1996        1995
                                                ----           ----
----           ----        ----

 Net loss applicable to shares of
 Common Stock and Common
 Stock equivalents                           $-0-           $-0-
$-0-           $-0-          $-0-

Average number of shares of
Common Stock outstanding 16,600,000     16,600,000      16,600,000
16,600,000    16,600,000

Common Stock equivalents                    --             --
--             --            --
                                               ------       ----------
----------     ----------    ----------
Total shares of Common Stock
and
Common Stock equivalents
                                           16,600,000     16,600,000
16,600,000     16,600,000    16,600,000
                                     ===     ==========      ==========
==========    ========== Primary and fully diluted loss
per share of Common Stock                   $-0-           $-0-
$-0-           $-0-          $-0-


Common Stock equivalents are considered anti-dilutive because of the net losses incurred by the Company.
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 1998 10-KSB


[PERIOD-TYPE]                                              YEAR
[FISCAL-YEAR-END]                         DEC-31-1998
[PERIOD-END]                                    MAR-31-1999
[CASH]                                                                     0
[SECURITIES]                                                         0
[RECEIVABLES]                                                     0
[ALLOWANCES]                                                     0
[INVENTORY]                                                         0
[CURRENT-ASSETS]                                              0
[PP&E]                                                                      0
[DEPRECIATION]                                                    0
[TOTAL-ASSETS]                                                    0
[CURRENT-LIABILITIES]                                   900
[BONDS]                                                                   0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                                          0
[COMMON]                                                      16,600
[OTHER-SE]                                                             0
[TOTAL-LIABILITY-AND-EQUITY]                      0
[SALES]                                                                    0
[TOTAL-REVENUES]                                              0
[CGS]
0
[TOTAL-COSTS]                                                      0
[OTHER-EXPENSES]                                               0
[LOSS-PROVISION]                                                 0
[INTEREST-EXPENSE]                                            0
[INCOME-PRETAX]                                                  0
[INCOME-TAX]                                                         0
[INCOME-CONTINUING]                                         0
[DISCONTINUED]                                                     0
[EXTRAORDINARY]                                                 0
[CHANGES]                                                                0
[NET-INCOME]                                                          0
[EPS-BASIC]                                                      .00
[EPS-DILUTED]                                                       .00