Form 10QSB
period 1999-03-31
POTENCO INC
filed 2000-01-13
CIK 825789

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended March 31, 1999

                                       or

               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from _________ to ___________

                        Commission file number: 33-18778
                            _______________________


                                 POTENCO, INC.
             (Exact name of Registrant as specified in its charter)


                  Nevada
99-0259454
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification No.)

           3730 Kirby, Suite 1200                                  77098
               Houston, Texas                                   (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (281) 587-4645
                            _______________________

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ . No X .

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 31, 1999 was 16,600,000.

 Transitional Small Business Disclosure Format (check one):  Yes ____ .  No
X.
                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

 The information required by this Item 1 appears on pages 5 through 6 of this Report, and is incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 The Registrant has had no material business operations since 1990. The Registrant has had no revenues since 1990.

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                 ----------------------------------------

                                     Page

                                     ----
 (1)     Balance Sheet-for the Years Ended December 31, 1998  . . . . . . . .
 . . . . . . . . . . . . . . . . ..5
          Notes to Consolidated Financial Statements as of December 31, 1998 .
 . . . . . . . . . . . . . 10


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

    3(b)* 10-KSB for the year ended December 31, 1998, filed December 30, 1999. Commission File No.33-18778.

                      Computation of Per Share Earnings.

                      Financial Data Schedule.

   (b)     Reports on Form 8-K.  None.
           -------------------

   (c)     Financial Statement Schedules.
           -----------------------------

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


Schvaneveldt & Company
Salt Lake City, Utah
December 30, 1999

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */
The accompanying notes are an integral part of these financial statements.
5
/* WordPerfect Structure - Footer A Ending */
Potenco, Inc.
(A Development Stage Company)
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

    3(b)* 10-KSB for the year ended December 31, 1998, filed December 16, 1999. Commission File No.33-18778.

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