Form 10QSB
period 1999-06-30
POTENCO INC
filed 2000-01-13
CIK 825789

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 1999

                                       or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of June 30, 1999 was 16,600,000.

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








THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 1998 10-KSB



[PERIOD-TYPE]                                              YEAR
[FISCAL-YEAR-END]                         DEC-31-1998
[PERIOD-END]                                    JUN-30-1999
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