Form 10KSB
period 1999-12-31
POTENCO INC
filed 2000-05-31
CIK 825789

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-KSB

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     OR

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          FOR THE TRANSITION PERIOD FROM _________ TO _________

                      COMMISSION FILE NUMBER: 33-18778

                               POTENCO, INC.
               ---------------------------------------------
               (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

     NEVADA                                                  99-0259494
-------------------------------                         -------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


                           3730 KIRBY SUITE 1200
                            HOUSTON, TEXAS 77098
                   -------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF MARCH 31, 2000 WAS: $0.00

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF APRIL 19, 2000, WAS: 11,613,871

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                     1

TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

   Item 1.   Description of Business . . . . . . . . . . . . . . . . . . .4
             General . . . . . . . . . . . . . . . . . . . . . . . . . . .4
             Employees . . . . . . . . . . . . . . . . . . . . . . . . . .4
             Executive Officers of the Registrant. . . . . . . . . . . . .4
   Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . .4
   Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .4
   Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .4

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

   Item 5.   Market for the Registrant's Common Equity and

             Related

   Stockholder Matters
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5
   Item 6.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . .5
             General . . . . . . . . . . . . . . . . . . . . . . . . . . .5
             Liquidity . . . . . . . . . . . . . . . . . . . . . . . . . .6
             Results of Operations . . . . . . . . . . . . . . . . . . . .6
   Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . .6
   Item 8.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . . . . . . . . .7

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7

   Item 9    Directors, Executive Officers, Promoters and
             Control Persons;Compliance With Section 16(a)
             of the Exchange Act . . . . . . . . . . . . . . . . . . . . .7
   Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . .7
             Compensation of Directors
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7
   Item 11.  Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . . . . . . . . . . .8
   Item 12. Certain Relationships and Related Transactions . . . . . . . .8
   Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
                                     2

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

EMPLOYEES

     At December 31, 1999, the Registrant had no employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

     At December 31, 1999, the Registrant had no executive officers.

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

                                     3

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Registrant's Common Stock trades on the OTC Pink Sheets of the National Association of Securities Dealers, Inc. (the "NASD") in the United States. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of December 31, 1999, the Registrant was authorized to issue 50,000,000 shares of the Common Stock, of which there were issued and outstanding 16,600,000 shares.

                                                           COMMON STOCK
                                                             BID PRICE
                                                        --------- ---------
CALENDAR YEAR 1999                                           Low      High
                                                        --------- ---------
               First Quarter                            $   0.00  $   0.00
               Second Quarter                               0.00      0.00
               Third Quarter                                0.00      0.00
               Fourth Quarter                               0.00      0.00
                                                        --------- ---------
CALENDAR YEAR 1998                                           Low      High
                                                        --------- ---------
               First Quarter                            $   0.00  $   0.00
               Second Quarter                               0.00      0.00
               Third Quarter                                0.00      0.00
               Fourth Quarter                               0.00      0.00

     As of March 31,1999 the high and low bids with respect to the price of the Common Stock were no trades made.

     As of December 31, 1999, there were 58 holders of record of the Common
Stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the Registrant's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant appearing under Item 7 of this Report. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which are not historical facts may be forward-looking statements. Such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Registrant to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the

                                     4
forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Registrant will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

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

                                     5

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information set forth under "Item 1. Description of Business -Executive Officers of the Registrant" is incorporated herein by reference. At the date of this Report, there are no officers of the Registrant..

     In the years prior to December 31, 1999, various officers and directors of the Registrant have failed to file a Form 3 on a timely basis upon becoming an executive officer and director of the Registrant.

     Set forth below are the directors of the Registrant, together with their ages as of the date of this Report. Each director is elected for a one year term and serves until his successor is elected and qualified.

Name             Age  Position                         Director Since
--------------------------------------------------------------------------
Quigg Lawrence   64   Chairman, President & Director   February 16, 2000
--------------
Robert Reisinger 50   Director                         February 16, 2000
----------------
Steven Chase     43   Director                         February 16, 2000
------------

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

                                     6

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table presents certain information regarding the beneficial ownership of all shares of the Common Stock at April 19, 2000
(i) each person who owns beneficially more than five percent of the outstanding shares of the Common Stock, (ii) each director of the Company,
(iii) each named executive officer, and (iv) all directors and officers as a group.

                         Shares Beneficially Owned

Name of Beneficial Owner (1)                Number         Percent (2)
-------------------------------------------------------------------------
E. Growth Partners                      4,125,500              35.52%
Couger Capital                          3,683,600              31.72%

All directors and officers
as a group (N/A)

(1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of April 19, 2000 any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of March 31, 2000 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  List of Documents Filed with this Report.

     (1) Consolidated Financial Statements, POTENCO, Inc. and subsidiary companies--
          Report of Schvaneveldt & Company, P.C., independent certified public accountants,
          dated December 30, 1999. . . . . . . . . . . . . . . . . . . . 11
          Balance Sheet-for the Years Ended December 31, 1999. . . . . . 12
          Notes to Consolidated Financial Statements as of December 31,
            1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                                     7

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



                                     8

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POTENCO, INC.


May 23, 2000                            /S/ Quigg Lawrence
                                        -----------------------------
                                        Quigg Lawrence
                                        President, Director

May 23, 2000                            /S/ Robert Reisinger
                                        -----------------------------
                                        Robert Reisinger
                                        Secretary, Director


                                     9


                               Potenco, Inc.
                       (A Development Stage Company)

                            Financial Statements

                          December 31, 1999 & 1998





                                     10

[Letterhead]
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                        Independent Auditors Report
                        ----------------------------

Board of Directors
Potenco, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Potenco, Inc., (a development stage company), as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows accumulated from September 25, 1987 (Inception) to December 31, 1999 and the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Potenco, Inc., (a development stage company), as of December 31, 1999 and 1998, and the results of its operations and its cash flows accumulated from September 25, 1987 (Inception) to December 31, 1999 and the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Schvaneveldt & Company
Salt Lake City, Utah
May 2, 2000

                                     11

                               Potenco, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                         December 31, 1999 and 1998

                                                     December     December
                                                     31, 1999     31, 1998
                                                   -----------  -----------

       Assets

Current Assets                                     $      -0-   $      -0-
                                                   -----------  -----------
       Total Assets                                $      -0-   $      -0-
                                                   ===========  ===========


       Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                  $ 143,317   $      900

Stockholders' Equity
--------------------
  Common Stock; 50,000,000 Shares Authorized
     at $0.001 Par Value, 560,312 & 60,312 Shares
     Issued & Outstanding Retroactively Restated          560           60
  Paid In Capital                                   1,666,811    1,666,811
  Deficit Accumulated in the Development Stage     (1,810,688)  (1,667,771)
                                                   -----------  -----------
       Total Stockholders' Equity                  (  143,317)  (      900)
                                                   -----------  -----------
       Total Liabilities & Stockholders' Equity    $      -0-   $      -0-
                                                   ===========  ===========


 The accompanying notes are an integral part of these financial statements
                                     12


                               Potenco, Inc.
                       (A Development Stage Company)
                          Statement of Operations
    Accumulated from September 25, 1987 (Inception) to December 31, 1999 and the Years Ended December 31, 1999, 1998 and 1997


                                   Accumulated         1999         1998         1997
                                   ------------ ------------ ------------ ------------

Revenues                           $       -0-  $       -0-  $       -0-  $       -0-
                                   ------------ ------------ ------------ ------------
Expenses
--------
  Filings & Fees                         1,000          100          100          100
  Interest Expenses                     14,993          -0-          -0-          -0-
  Time Share Activities                240,113          -0-          -0-          -0-
  Motel Activities                     162,108          -0-          -0-          -0-
  Administrative Expenses              301,413      142,817          -0-          -0-
  Loss of Subsidiaries               1,091,061          -0-          -0-          -0-
                                   ------------ ------------ ------------ ------------
       Total Expenses                1,810,688      142,917          100          100
                                   ============ ============ ============ ============
       Net Loss                    ($1,810,688) ($  142,917) ($      100) ($      100)
                                   ============ ============ ============ ============
     Basic & Diluted Earnings
     Per Share                                  ($     2.36) ($     0.00) ($     0.00)

     Weighted Average Shares
     Outstanding Retroactively
     Restated                                        60,312       60,312       60,312


 The accompanying notes are an integral part of these financial statements


                               Potenco, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
          From September 25, 1987 (Inception) to December 31, 1999

                                                                             Deficit
                                                                         Accumulated
                                           Common Stock         Paid In  Development
                                        Shares       Amount     Capital        Stage
                                     ------------------------------------------------
Balance, September 25, 1987                -0-    $     -0-   $     -0- $        -0-

Shares Issued to Incorporators
for $0.02 Per Share
Retroactively Restated                   2,727            3      14,997

Net Loss for Year Ended
December 31, 1987                                                        (        67)
                                     ------------------------------------------------
Balance, December 31, 1987
Retroactively Restated                   2,727            3      14,997  (        67)

Contributed Capital                                                 119

Shares Issued with Public
Offering at $0.10 Per Share
Retroactively Restated                   9,091            9     249,991

Cost of Public Offering                                      (   28,860)

Shares Issued in Connection
with Reverse Acquisition
Retroactively Restated                  48,494           48   1,430,564

Net Loss for Year Ended
December 31, 1988                                                        (   304,825)
                                     ------------------------------------------------
Balance, December 31, 1988
Retroactively Restated                  60,312           60   1,666,811  (   304,892)

Net Loss for Year Ended
December 31, 1989                                                        ( 1,361,979)
                                     ------------------------------------------------
Balance, December 31, 1989
Retroactively Restated                  60,312           60   1,666,811  ( 1,666,871)

Net Loss for Year Ended
December 31, 1990                                                        (       100)
                                     ------------------------------------------------

 The accompanying notes are an integral part of these financial statements


                               Potenco, Inc.
                       (A Development Stage Company)
               Statement of Stockholders' Equity -Continued-
          From September 25, 1987 (Inception) to December 31, 1999

                                                                             Deficit
                                                                         Accumulated
                                           Common Stock         Paid In  Development
                                        Shares       Amount     Capital        Stage
                                     ------------------------------------------------
Balance, December 31, 1990
Retroactively Restated                  60,312           60   1,666,811  ( 1,666,971)

Net Loss for Year Ended
December 31, 1991                                                        (       100)
                                     ------------------------------------------------
Balance, December 31, 1991
Retroactively Restated                  60,312           60   1,666,811  ( 1,667,071)

Net Loss for Year Ended
December 31, 1992                                                        (       100)
                                     ------------------------------------------------
Balance, December 31, 1992
Retroactively Restated                  60,312           60   1,666,811  ( 1,667,171)

Net Loss for Year Ended
December 31, 1993                                                        (       100)
                                     ------------------------------------------------
Balance, December 31, 1993
Retroactively Restated                  60,312           60   1,666,811  ( 1,667,271)

Net Loss for Year Ended
December 31, 1994                                                        (       100)
                                     ------------------------------------------------
Balance, December 31, 1994
Retroactively Restated                  60,312           60   1,666,811  ( 1,667,371)

Net Loss for Year Ended
December 31, 1995                                                        (       100)
                                     ------------------------------------------------
Balance, December 31, 1995
Retroactively Restated                  60,312           60   1,666,811  ( 1,667,471)

Net Loss for Year Ended
December 31, 1996                                                        (       100)
                                     ------------------------------------------------
Balance, December 31, 1996
Retroactively Restated                  60,312           60   1,666,811  ( 1,667,571)


 The accompanying notes are an integral part of these financial statements
                                     15

                               Potenco, Inc.
                       (A Development Stage Company)
               Statement of Stockholders' Equity -Continued-
          From September 25, 1987 (Inception) to December 31, 1999

                                                                             Deficit
                                                                         Accumulated
                                           Common Stock         Paid In  Development
                                        Shares      Amount      Capital        Stage
                                     ------------------------------------------------
Net Loss for Year Ended
December 31, 1997                                                        (       100)
                                     ------------------------------------------------
Balance, December 31, 1997
Retroactively Restated                  60,312           60   1,666,811  ( 1,667,671)

Net Loss for Year Ended
December 31, 1998                                                        (       100)
                                     ------------------------------------------------
Balance, December 31, 1998
Retroactively Restated                  60,312           60   1,666,811  ( 1,667,771)

Shares issued for Services             500,000          500

Net Loss for Year Ended
December 31, 1999                                                        (   142,917)
                                     ------------------------------------------------
Balance, December 31, 1999             560,312   $      560 $ 1,666,811  ($1,810,688)
                                     ================================================


 The accompanying notes are an integral part of these financial statements
                                     16

                               Potenco, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
    Accumulated from September 25, 1987 (Inception) to December 31, 1999 and the Years Ended December 31, 1999, 1998 and 1997

                                   Accumulated         1999         1998         1997
                                   ------------ ------------ ------------ ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                         ($1,700,371) ($  142,917) ($      100) ($      100)
  Loss on Subsidiaries                 852,554          -0-          -0-          -0-
  Amortization                          17,825          -0-          -0-          -0-
  Non Cash Expenses                        500          500          -0-          -0-
  Change in Operating Liabilities;
   Increase in Accounts Payable         33,000      142,417          100          100
                                   ------------ ------------ ------------ ------------
     Net Cash Used by Operating
     Activities                    (   796,492)         -0-          -0-          -0-

Cash Flows from Investing Activities
------------------------------------
  Organization Costs               (    17,825)         -0-          -0-          -0-
                                   ------------ ------------ ------------ ------------
     Net Cash Used in Investing
     Activities                    (    17,825)         -0-          -0-          -0-

Cash Flows from Financing Activities
------------------------------------
  Proceeds of Sales of Common
   Stock                               240,177          -0-          -0-          -0-
  Contributed Capital                      119          -0-          -0-          -0-
  Cash from Revenue Acquisition        574,021          -0-          -0-          -0-
                                   ------------ ------------ ------------ ------------
     Net Cash Provided by
     Financing Activities              814,317          -0-          -0-          -0-
                                   ------------ ------------ ------------ ------------
     Net Increase (Decrease)
     In Cash                               -0-          -0-          -0-          -0-

     Cash at Beginning of Period           -0-          -0-          -0-          -0-
                                   ------------ ------------ ------------ ------------
     Cash at End of Period         $       -0-  $       -0-  $       -0-  $       -0-
                                   ============ ============ ============ ============
Disclosures from Operating Activities
-------------------------------------
  Interest                         $    14,993  $       -0-  $       -0-  $       -0-
  Taxes                                    -0-          -0-          -0-          -0-


 The accompanying notes are an integral part of these financial statements


                               Potenco, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - Organization
----------------------

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

NOTE #2 - Significant Accounting Policies
-----------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E.   Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or market.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
G.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Income Taxes
----------------------

Potenco, Inc., has adopted FASB 109 to account for income taxes. Potenco, Inc., currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. Subsequent to the report Potenco had a change in officers and a change in control. When control of an entity changes net operating losses generally


                                     18

                               Potenco, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #3 - Income Taxes -Continued-
----------------------------------

can be used only by the tax payer (Officers) who sustained the losses. There can be no assurance that the net operating losses sustained before the change in control will be available for future benefits.

Potenco, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

                      Year of Loss              Amount     Expiration Date
                      -------------      --------------    ----------------
                       1987 - 1998         $ 1,667,771         2007 - 2008
                              1999              32,102                2019

                                                                 1999           1998
                                                         ------------- --------------
Current Tax Asset Value of Net Operating Loss
  Carryforwards at Current Prevailing Federal Tax Rate   $    577,956  $     567,042
Evaluation Allowance                                     (    577,956) (     567,042)
                                                         ------------- --------------
       Net Tax Asset                                     $        -0-  $         -0-
                                                         ============= ==============
Current Income Tax Expense                                        -0-            -0-
Deferred Income Tax Benefit                                       -0-            -0-

NOTE #4 - Going Concern
-----------------------

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

NOTE #5 - Stockholders' Equity
------------------------------

Potenco, Inc., is authorized to issue 50,000,000 shares of $0.001 par value stock.

Pursuant to Form S-18 Registration statement Potenco, Inc., issued 2,500,000 shares at $0.01 per share for gross proceeds of $250,000, cost of the offering was $28,860.

In the year ended December 31, 1988, Potenco, Inc., issued 13,350,000 shares in a reverse acquisition transaction with Colonial Properties & Development Corp., and Subsidiaries, a Florida Corporation. Colonial Properties & Development Corp., and Subsidiaries, ceased operations in 1989 and were suspended by the state of Florida for failure to file an Annual Report in 1991.

On November 17, 1999, the Board of Directors authorized a one for two hundred seventy five (1 for 275) reverse split of its outstanding shares.
                                 19

                               Potenco, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #5 - Stockholders' Equity -Continued-
------------------------------------------

In December 1999, the Company issued 500,000 shares of common stock, valued at $500, in consideration for services rendered to the Company.

NOTE #6 - Subsequent Events
---------------------------

Subsequent to its year end the Company issued 2,998,350 shares pursuant to a Form S-8 Filing in satisfaction of $59,967, additionally, 4,585,000 shares of common stock restricted as to Rule 144K were issued in satisfaction of accrued expenses of $45.850.

The Company sold 4,029,100 shares of common stock for cash of $40,291.



                                     20