Form 10QSB
period 2000-03-31
POTENCO INC
filed 2000-06-23
CIK 825789

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
---------------------                                  --------------------
   March 31, 2000                                            33-18778

                            MOVIEO NETWORK, INC.
                           FORMERLY POTENCO, INC.
                         --------------------------
                         (Exact Name of Registrant)

            NEVADA                                         99-0259454
-------------------------------                          ------------------
(State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)

                      1730 Federal Highway, Suite #322
                        Del Rey Beach, Florida 33483
                  ---------------------------------------
                  (Address of Principal Executive Offices)

     Registrant's telephone number including area code:    (561) 272-2169
                                                          -----------------

  Former address,                             3730 Kirby Drive, Suite 6500
  if changed since last report.                       Houston, Texas 77098

     Name and Telephone Number of persons to contact in regard to this notification.

(1)  Quigg Lawrence      (804)                307-4400
     ----------------    ----------          ------------------
     (Name)              (Area Code)         (Telephone Number)

(2) Have all other periodic reports required under Section 13 of 15 (b) of the Securities and Exchange Act of 1934 or Section 30 or the
     Investments Act of 1940 during the preceding 12 months (or for such shorter) period that the Registrant was required to file such reports been filed? If answer is no, identify report(s).
       X  Yes       No
     ----      ----

(3) Is it anticipated that any significant change in result of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
          Yes    X  No
     ----      ----

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: As of June 22, 2000 there were 11,674,189 shares issued and outstanding.


                            MOVIEO NETWORK, INC.
                           FORMERLY POTENCO, INC.
                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS
------
ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          Accountant's Review Letter . . . . . . . . . . . . . . . . . .4

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .5

          Statement of Operations. . . . . . . . . . . . . . . . . . . .6

          Statement of Cash Flows. . . . . . . . . . . . . . . . . . . .7

          Note to Financial Statements . . . . . . . . . . . . . . . . .8

ITEM 2.   MANAGEMENT DISCUSSION AND FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . 11

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 13
-------
          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 14



PART 1.  Financial Statements

The accompanying reviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months periods ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


                           Schvaneveldt & Company
                        Certified Public Accountant
                        275 East South Temple, #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

Board of Directors
Movieo Network, Inc.
Formerly Potenco, Inc.
(A Development Stage Company)

I have reviewed the accompanying balance sheets, of Movieo Network, Inc., formerly Potenco, Inc., as of March 31, 2000, and for the three month period then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
June 22, 2000


                            Movieo Network, Inc.
                           Formerly Potenco, Inc.
                       (A Development Stage Company)
                               Balance Sheet
               March 31, 2000 (Unaudited) & December 31, 1999

                                                        March     December
                                                     31, 2000     31, 1999
                                                   -----------  -----------
          Assets

Current Assets                                     $      -0-   $      -0-
--------------                                     -----------  -----------
          Total Assets                             $      -0-   $      -0-
                                                   ===========  ===========

          Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                 $    9,540   $  143,317

Stockholders' Equity
--------------------

  Common Stock; 50,000,000 Shares Authorized
   at $0.001 Par Value; 12,222,762 & 560,312
   Shares Issued & Outstanding Respectively
   Retroactively Restated                              12,223          560
  Paid In Capital                                   1,809,965    1,666,811
  Deficit Accumulated in the Development Stage     (1,831,728)  (1,810,688)
                                                   -----------  -----------
          Total Stockholders' Equity               (    9,540)  (  143,317)
                                                   -----------  -----------
          Total Liabilities &
          Stockholders' Equity                     $      -0-   $      -0-
                                                   ===========  ===========

           See Accountant's Review Letter and Accompanying Notes
                                     5


                            Movieo Network, Inc.
                           Formerly Potenco, Inc.
                       (A Development Stage Company)
                    Statement of Operations (Unaudited)
              For the Period January 1, 2000 to March 31, 2000
              and the Period January 1, 1999 to March 31, 1999

                                                       2000           1999
                                               -------------  -------------

Revenues                                       $        -0-   $        -0-
--------                                       -------------  -------------

Expenses
--------
  Professional Fees                                  14,375            -0-
  Consulting Fees                                     5,500            -0-
  Transfer Agent Fees                                 1,165            -0-
                                               -------------  -------------
       Total Expenses                                21,040            -0-
                                               -------------  -------------
       Net Income (Loss)                       ($    21,040)  $        -0-
                                               =============  =============
       Net Loss Per Share
       Of Common Stock                         ($     0.002)  ($      0.00)

       Weighted Average Number Of
       Shares Outstanding During Period          11,189,979        560,312

           See Accountant's Review Letter and Accompanying Notes
                                     6


                            Movieo Network, Inc.
                           Formerly Potenco, Inc.
                       (A Development Stage Company)
                    Statement of Cash Flows (Unaudited)
             For the Periods January 1, 2000 to March 31, 2000
                    & January 1, 1999 to March 31, 1999

                                                         2000         1999
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------

  Net Loss                                         ($  21,040)  $      -0-
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities;
     Non Cash Expenses                                    500          -0-
  Changes in Operating Liabilities;
   (Decrease) in Accounts Payable                  (   27,960)         -0-
                                                   -----------  -----------
       Net Cash Provided (Used) by
       Operating Activities                        (   48,500)         -0-

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------
       Net Cash Provided (Used) by
       Investing Activities                               -0-          -0-

Cash Flows from Financing Activities
------------------------------------

  Proceeds from Common Stock Sales                     40,291          -0-
  Contributed Capital                                   8,209          -0-
                                                   -----------  -----------
       Net Cash Provided (Used) by
       Financing Activities                            48,500          -0-
                                                   -----------  -----------

       Increase (Decrease) in Cash                        -0-          -0-

       Cash at Beginning of Period                        -0-          -0-
                                                   -----------  -----------
       Cash at End of Period                       $      -0-   $      -0-
                                                   ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-



           See Accountant's Review Letter and Accompanying Notes
                                     7


                            Movieo Network, Inc.
                           Formerly Potenco, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - Organization
----------------------

Movieo Network, Inc., (Movieo) was organized in the state of Nevada on September 25, 1987, under the name of Potenco, Inc. In April of 2000, the Company changed its name to Movieo Network, Inc. The Articles of Incorporation state the purpose of the corporation is to conduct business in the field of financial and business consulting and operation; to seek for and acquire business opportunities in the financial field; or transact any lawful business, or to promote or conduct any legitimate object or purpose, under and subject to the laws of the state of Nevada.

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

NOTE #3 - Income Taxes
----------------------

Movieo Network, Inc., has adopted FASB 109 to account for income taxes. Movieo Network, Inc., currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. Subsequent to the report Movieo Network had a change in officers and a change in control. When control of an entity changes net operating losses generally can be used only by the tax payer (Officers) who sustained the losses. There can be no assurance that the net operating losses sustained before the change in control will be available for future benefits.

                                     8

                            Movieo Network, Inc.
                           Formerly Potenco, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #3 - Income Taxes -Continued-
-----------------------------------

Movieo Network, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

          Year of Loss        Amount      Expiration Date
          ------------------------------------------------
           1987 - 1998    $ 1,667,771      2007 - 2008
           1999                32,102      2019

                                                                      1999
                                                               ------------
Current Tax Asset Value of Net Operating Loss
  Carryforwards at Current Prevailing Federal Tax Rate         $   577,956
Evaluation Allowance                                           (   577,956)
                                                               ------------
     Net Tax Asset                                             $       -0-
                                                               ============
     Current Income Tax Expense                                        -0-
     Deferred Income Tax Benefit                                       -0-

NOTE #4 - Going Concern
-----------------------

Movieo Network, Inc., has no assets and no operations from which it can obtain working capital. Movieo Network, Inc., recognizes that it must find a source of working capital or Movieo Network, Inc., may not be able to continue its existence. Current officers of Movieo Network, Inc., are seeking a business opportunity through merger or acquisition that would provide operations with a revenue flow and the possibility of additional capital investment.

NOTE #5 - Stockholders' Equity
------------------------------

Movieo Network, Inc., is authorized to issue 50,000,000 shares of $0.001 par value stock.

Pursuant to Form S-18 Registration statement Movieo Network, Inc., issued 2,500,000 shares at $0.01 per share for gross proceeds of $250,000, cost of the offering was $28,860.

In the year ended December 31, 1988, Movieo Network, Inc., issued
13,350,000 shares in a reverse acquisition transaction with Colonial Properties & Development Corp., and Subsidiaries, a Florida Corporation. Colonial Properties & Development Corp., and Subsidiaries, ceased operations in 1989 and were suspended by the state of Florida for failure to file an Annual Report in 1991.

On November 17, 1999, the Board of Directors authorized a one for two hundred seventy five (1 for 275) reverse split of its outstanding shares.
                                     9

                            Movieo Network, Inc.
                           Formerly Potenco, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #5 - Stockholders' Equity -Continued-
------------------------------------------

In December 1999, the Company issued 500,000 shares of common stock, valued at $500, in consideration for services rendered to the Company.

On January 6, 2000, the Company issued 4,029,100 shares of its common stock for cash of $40,291 and 4,585,000 shares in satisfaction of accounts payable of $45,850.

On February 15, 2000, the Company issued Pursuant to a Form S-8
Registration Filing, 2,998,350 shares in satisfaction of accounts payable of $59,967.

On March 11, 2000, the Company issued 50,000 shares valued at $500 to Steven Chu for services rendered as a Board Member.


ITEM  2.

Management's Discussion And Analysis of Financial Condition And Results of Operation
---------------------------------------------------------------------------

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

General
-------

Management intends for the Registrant to proceed in its efforts to expand holdings through the purchase of existing, profitable, private, companies where there is a demonstrable gain in productivity through the minimization of general and administrative costs which are duplicative. Management will seek to implement a capital structure which affords the greatest flexibility for future acquisitions while maintaining an adequate base of equity to cushion against fluctuations in the business cycle. Currently the company is a development stage corporation.

                                     11

Liquidity and Capital Resources
-------------------------------

The Company has no assets and no operations from which to produce revenues and is dependant upon its officer to provide working capital. During the quarter ended March 31, 2000, the Company sold 4,209,100 shares of its common stock for $0.001 per shares which provided $40,291.

Current operating expenses for the quarter ended March 31, 2000, of $12,331 and $27,960 shown in accounts payable were paid from these funds.

Results of Operations
---------------------

In the quarter ended March 31, 2000, the Company incurred $21,040 in operating expenses compared to $0.00 in the comparable quarter of 1999. The loss for the first quarter of 2000 was $21,040 and there were no activities for the first quarter 1999.



                                     12

                         PART II OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . None

Item 2.   Changes in the Rights of the
          Registrant's Security Holders. . . . . . . . . . . . . . . . None

Item 3.   Defaults by the Company on its
          Senior Securities. . . . . . . . . . . . . . . . . . . . . . None

Item 4.   Results of Votes of Security Holders . . . . . . . . . . . . None

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . None


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Movieo Network, Inc.
                                        Formerly Potenco, Inc.
                                        (Registrant)


Date: June 22,2000                     By: /S/ Quigg Lawrence
     --------------                    ------------------------
                                       Quigg Lawrence
                                       President


                                     14
