Form 10QSB
period 2000-06-30
MOVIEO NETWORK INC
filed 2000-08-14
CIK 825789

|-------------------------|
                      UNITED STATES                  |       OMB               |
              SECURITIES AND EXCHANGE COMMISSION     |     APPROVAL            |
                  Washington, D.C. 20549             |OMB Number:3235-0416     |
                                                     |Expires:  April 30, 2003 |
                      FORM 10-QSB                    |Estimated average burden |
                                                     |hours per response:32.00 |
(Mark One)                                           |-------------------------|
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
                             For the transition period from_________ to ________

                               Commission File No. 33-18778

                  MOVIEO NETWORK, INC. F/K/A POTENCO, INC.
                  ----------------------------------------
                         (Exact Name of Registrant)

            NEVADA                                         99-0259454
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                        777 East Atlantic Avenue
                      Delray Beach, Florida  33483
                  ---------------------------------------
                  (Address of principal executive offices)

     Registrant's telephone number including area code:    (804) 355-8384)
                                                          -----------------

  Former address,                            1730 Federal Highway, Suite #322
  if changed since last report.                 Delray Beach, Florida  33483

     Name and Telephone Number of persons to contact in regard to this notification.

(1)  Quigg Lawrence      (804)                355-8384
     ----------------    ----------          ------------------
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

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date: As of June 30, 2000 there were 12,222,762 shares issued and outstanding.

                            MOVIEO NETWORK, INC.
                           FORMERLY POTENCO, INC.
                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS
------
ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . .1

          Statements of Operations . . . . . . . . . . . . . . . . . . .2

          Statements of Deficiency in Assets . . . . . . . . . . . . . .3

          Statements of Cash Flows . . . . . . . . . . . . . . . . . . .4

          Notes to Financial Statements. . . . . . . . . . . . . . . . .5 to 7

ITEM 2.   MANAGEMENT DISCUSSION AND FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . 8

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 9
-------
          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART 1.  Financial Statements

     The accompanying unaudited financial statements have been prepared by us in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management opinion's, adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the six month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 1999.

MOVIEO NETWORK, INC.
BALANCE SHEET - Unaudited

June 30, 2000
--------------------------------------------------------------------------------
 ASSETS

 TOTAL ASSETS                                                        $    -
--------------------------------------------------------------------------------

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
    Accounts Payable                                                 $  71,537
--------------------------------------------------------------------------------
  TOTAL  LIABILITIES                                                    71,537
--------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES

 DEFICIENCY IN ASSETS
    Common stock, $0.001 par value, 50,000,000 shares authorized,
      12,222,762 shares issued and outstanding                          12,223
    Additional paid-in-capital                                         143,154
    Accumulated deficit prior to development stage, net                   (960)
    Accumulated deficit development stage                             (225,954)
--------------------------------------------------------------------------------
  TOTAL DEFICIENCY IN ASSETS                                           (71,537)
--------------------------------------------------------------------------------
 TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                         $    -
--------------------------------------------------------------------------------
 See accompanying notes.

MOVIEO NETWORK, INC
STATEMENTS OF OPERATIONS - Unaudited
                                                                   Inception of
                      Six Months Ended     Three Months Ended  Development Stage
                          June 30,              June 30,              Through
                      2000        1999    2000           1999      June 30, 2000

 REVENUES             $  -      $     -  $  -          $     -         $   -

 GENERAL AND
   ADMINISTRATIVE
   EXPENSES            83,037         -   61,997             -          225,954
--------------------------------------------------------------------------------
 NET LOSS BEFORE
   INCOME TAX BENEFIT (83,037)        -  (61,997)            -         (225,954)

 INCOME TAX BENEFIT      -            -     -                -             -
--------------------------------------------------------------------------------
 NET  LOSS           $(83,037)  $     - $(61,997)         $  -     $ (1,810,688)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
 (BASIC AND DILUTED)11,161,450        - 12,222,762            -      11,161,450
--------------------------------------------------------------------------------
NET LOSS PER SHARE
 (BASIC AND DILUTED)    $(0.01) $     -     $(0.01)       $   -         $ (0.02)
--------------------------------------------------------------------------------
 See accompanying notes.

MOVIEO NETWORK, INC.
STATEMENTS OF DEFICIENCY IN ASSETS - Unaudited

                           Common Stock  Additional  Development Stage
                           ------------  Paid-In    -------------------
Description                Shares Amount Capital    Prior to     During    Total
--------------------------------------------------------------------------------
Balance, December 31,
      1998               60,312    $ 60  $   -        $ (960) $   -      $ (960)

Issuance of common
  stock for services    500,000     500      -            -       -         500

Net loss for the year
   ended December
   31, 1999                -         -        -           -   (142,917)(142,917)
--------------------------------------------------------------------------------

 Balance, December
 31, 1999               560,312     560       -         (960) (143,317)(143,317)

Issuance of common
   stock for cash     4,029,100   4,029    36,262         -       -      40,291

Contributed capital        -       -        8,209         -       -       8,209

Issuance of common
  stock in satisfaction
  of accounts payable 7,583,350   7,584    98,233         -       -     105,817

Issuance of common
  stock for services     50,000      50       450         -       -         500

Net loss for the six
   months ended June 30,
   2000                     -       -        -            -    (83,037) (83,037)
--------------------------------------------------------------------------------
Balance, June 30,2000 12,222,762 $12,223 $143,154     $ (960)$(225,954)$(71,537)
--------------------------------------------------------------------------------
See accompanying notes.

MOVIEO NETWORK, INC.
STATEMENTS OF CASH FLOWS - Unaudited

--------------------------------------------------------------------------------
                             Six Months   For the  Six Months       Inception of
                               Ended           Ended           Development Stage
                              June 30,       June 30,                    Through
                             2000              1999                June 30, 2000
                             --------------  ----------------  ----------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                 $    (83,037)     $     -               $ (2225,954)

   Adjustments to reconcile
      net loss to net cash
     used by operating activities:
     Fees paid by issuance
           of common stock          500             -                      500
     Accounts payable paid
           by issuance of
           common stock         105,817             -                   142,574
    Changes in assets and liabilities:
     Accounts payable           (71,780)            -                   (71,537)
--------------------------------------------------------------------------------
 NET CASH USED BY OPERATING
        ACTIVITIES              (48,500)            -                  (154,417)
--------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of
       common stock              40,291             -                   146,208
   Contributed capital            8,209             -                     8,209
-------------------------------------------------------------------------------
 NET CASH PROVIDED  BY FINANCING 48,500             -                   154,417
--------------------------------------------------------------------------------

 NET DECREASE IN CASH AND
   EQUIVALENTS                       -              -                      -

 CASH AND CASH EQUIVALENTS
   - BEGINNING                       -              -                      -
--------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS
   - ENDING                      $   -           $  -              $       -
--------------------------------------------------------------------------------

 SUPPLEMENTAL DISCLOSURES:
    Interest and fees received   $   -           $  -              $       -
    Interest paid                $   -           $  -              $       -
    Taxes paid                   $   -           $  -              $       -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS:
    Common stock issued for:
       Services                 $    500         $  -              $        500
       Satisfaction of
        accounts payable        $105,817         $  -              $    105,817
--------------------------------------------------------------------------------
 See accompanying notes.

                            MovieO Network, Inc.
                           Formerly Potenco, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 1 Organization
----------------------
     MovieO Network, Inc., (MovieO) was organized in the state of Nevada on September 25, 1987, under the name of Potenco, Inc. In April of 2000, the Company changed its name to MovieO Network, Inc. The Articles of Incorporation state the purpose of the corporation is to conduct business in the field of financial and business consulting and operation; to seek for and acquire business opportunities in the financial field; or transact any lawful business, or to promote or conduct any legitimate object or purpose, under and subject to the laws of the state of Nevada.

NOTE 2 Significant Accounting Policies
-----------------------------------------

A.   The Company uses the accrual method of accounting.

B. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

C. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

D.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 3 Income Taxes
----------------------

MovieO Network, Inc., has adopted FASB 109 to account for income taxes. MovieO Network, Inc., currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. Subsequently MovieO Network had a change in officers and a change in control. When control of an entity changes net operating losses generally can be used only by the tax payer (Officers) who sustained the losses. There can be no assurance that the net operating losses sustained before the change in control will be available for future benefits.

                            MovieO Network, Inc.
                           Formerly Potenco, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-


NOTE 3 Income Taxes - Continued
----------------------------------

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



NOTE 4 Going Concern
-----------------------

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


NOTE 5 Stockholders' Equity
------------------------------

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


NOTE 5 Stockholders' Equity - Continued
------------------------------------------

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

On March 11, 2000, the Company issued 50,000 shares valued at $500 to Stephen Chu for services rendered as a Board Member.

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

Liquidity and Capital Resources
-------------------------------
The Company has no assets and no operations from which to produce revenues. Adminstrative and other expenses have been financed through accounts payable and we are dependent upon outside investors to provide working capital.

Results of Operations
---------------------
In the quarter ended June 30, 2000, the Company incurred $61,997 in operating expenses compared to $0.00 in the comparable quarter of 1999. The loss for the second quarter of 2000 was $61,997 and there were no activities for the second quarter 1999.

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



                                        MovieO Network, Inc.
                                        Formerly Potenco, Inc.
                                        (Registrant)


Date: August 9,2000                     By: /S/ Quigg Lawrence
     --------------                    ------------------------
                                       Quigg Lawrence
                                       President