Form 10QSB
period 2000-09-30
MOVIEO NETWORK INC
filed 2000-11-03
CIK 825789

                                                        ------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                           Commission file number:              033-18778

                              MovieO Network, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                 99-0259454
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

                           2116 Dabney Road, Suite A-2
                            Richmond, Virginia 23230
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (804) 355-8384
                ------------------------------------------------
                           (Issuer's telephone number)

  Former address,                            1730 Federal Highway, Suite #322
  if changed since last report.                 Del Ray Beach, Florida  33483


As of September 30, 2000 there were 12,222,762 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[__]

                            MovieO Network, Inc.
                                  FORM 10-QSB

                                     INDEX

PART I    FINANCIAL INFORMATI0N
------
Item 1 -Financial Statements (Unaudited)
          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .F-1
          Statements of Operations . . . . . . . . . . . . . . . . . . .F-2
          Statements of Cash Flows . . . . . . . . . . . . . . . . . . .F-3
          Note to Financial Statements . . . . . . . . . . . . . . . . .F-4

Item 2 -Management's Discussion and Analysis or Plan of Operation. . . .10

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .12
-------
Item 1 -Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 7
Item 2 -Changes in Securities. . . . . . . . . . . . . . . . . . . . . . 7
Item 3 -Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . 7
Item 4 -Submission of matters to a Vote of Securities Holders. . . . . . 7
Item 5 -Other Information. . . . . . . . . . . . . . . . . . . . . . . . 8
Item 6 -Exhibits and reports on Form 8-K
        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART 1.  Financial Statements

The financial statements in response to this item are as follows:

MovieO Network, Inc.
(A Development Stage Company)
BALANCE SHEET - Unaudited

September 30, 2000
--------------------------------------------------------------------------------

ASSETS
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $    -
================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
      Accounts payable                                               $ 125,089
      Accrued liabilities                                                5,400
--------------------------------------------------------------------------------
         TOTAL  LIABILITIES                                            130,489
--------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES

 DEFICIENCY IN ASSETS
      Common stock, $0.001 par value, 50,000,000 shares authorized,
          12,222,762  shares issued and outstanding                     12,222
      Additional paid-in-capital                                       143,155
      Accumulated deficit prior to development stage                      (960)
      Accumulated deficit during development stage                    (284,906)
--------------------------------------------------------------------------------
         TOTAL DEFICIENCY IN ASSETS                                   (130,489)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                           $    -
================================================================================
 See accompanying notes.

MovieO Network, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - Unaudited
                                                              Since Inception of
                      Nine Months Ended    Three Months Ended  Development Stage
                        September 30,         September 30,             Through
                      2000        1999      2000         1999 September 30, 2000

 REVENUES             $  -      $   -      $  -        $   -         $     -

 GENERAL AND ADMINISTRATIVE
   Professional fees   33,662       -        8,795         -             33,662
   Administrative     108,327       -       50,157         -            251,244
--------------------------------------------------------------------------------
TOTAL GENERAL AND
   ADMINISTRATIVE     141,989       -       58,952         -            284,906
--------------------------------------------------------------------------------
 NET LOSS BEFORE
   INCOME TAX BENEFIT(141,989)      -      (58,952)        -           (284,906)

 INCOME TAX BENEFIT      -          -         -            -               -
--------------------------------------------------------------------------------
 NET  LOSS          $(141,989)  $   -     $(58,952)    $   -         $ (284,906)
================================================================================

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING
 (BASIC AND DILUTED)11,517,803  560,312 12,222,762         -         11,517,803
================================================================================
NET LOSS PER SHARE
 (BASIC AND DILUTED)   $(0.012)$    -       $(0.005)   $   -           $ (0.025)
================================================================================
 See accompanying notes.

MovieO Network, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - Unaudited
--------------------------------------------------------------------------------
                      For the Nine Months For the Nine Months       Inception of
                                    Ended               Ended  Development Stage
                             September 30,       September 30,           Through
                                     2000                1999 September 30, 2000
                           -------------- ------------------- ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                 $   (141,989)     $     -               $ (284,906)

   Adjustments to reconcile
      net loss to net cash
     used by operating activities:
     Fees paid by issuance
           of common stock          500             -                      500
     Accounts payable paid
           by issuance of
           common stock         105,817             -                   142,574
    Changes in assets and liabilities:
     Accounts payable           (18,228)            -                   (17,985)
     Accrued liabilities          5,400             -                     5,400
--------------------------------------------------------------------------------
 NET CASH USED BY OPERATING
        ACTIVITIES              (48,500)            -                  (154,417)
--------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of
       common stock              40,291             -                   146,208
   Contributed capital            8,209             -                     8,209
-------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING
         ACTIVITIES              48,500             -                   154,417
--------------------------------------------------------------------------------

 NET DECREASE IN CASH AND
   EQUIVALENTS                       -              -                      -

 CASH AND CASH EQUIVALENTS
   - BEGINNING                       -              -                      -
--------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS
   - ENDING                      $   -           $  -              $       -
--------------------------------------------------------------------------------

 SUPPLEMENTAL DISCLOSURES:
    Interest received            $   -           $  -              $       -
    Interest paid                $   -           $  -              $       -
    Income taxes paid            $   -           $  -              $       -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS:
    Common stock issued for:
       Services                 $    500         $  -              $        500
       Satisfaction of
        accounts payable        $105,817         $  -              $    105,817
--------------------------------------------------------------------------------
 See accompanying notes.

MovieO Network, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1. PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2. ORGANIZATION

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents consist of demand deposits in banks, purchased with a maturity of three months or less. The Company had no such items at September 30, 2000.

USE OF ESTIMATES The preparation of financlal statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures Accordingly, actual results could differ from those estimates.

NET LOSS PER SHARE Basic per share information is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding

SOFTWARE DEVELOPMENT Capitalized software development costs and web design costs will be stated at cost after the conceptual stage is complete. These assets have not been depreciated pending the onset of actual use in the operations of the Company

START-UP ACTIVITIES Statement of Position 98-5 "Reporting on the Costs of Start-up Activities," ("SOP 98-5") issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some operation.

COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998, SOP 98-1 requires that costs incurred in the preliminary stage of a development project be expensed as incurred, and that subsequent costs be capitalized or expensed, depending on criteria defined within SOP 98-1 Capitalized costs should be amortized on a straight-line basis unless another systematic basis is more representative of the software's use

INCOME TAXES Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

LONG-LIVED ASSETS Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

ADVERTISING COSTS Advertising costs will be expensed as incurred.

DEVELOPMENT STAGE COMPANY The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

NOTE 4. INCOME TAXES

MovieO has adopted FASB 109 to account for income taxes. MovieO currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. Subsequently MovieO Network had a change in officers and a change in control. When control of an entity changes net operating losses generally can be used only by the taxpayer who sustained the losses. There can be no assurance that the net operating losses sustained before the change in control will be available for future benefits.

                              MovieO Network, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-


NOTE 4. INCOME TAXES (Continued)

MovieO Network, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

          Year of Loss        Amount      Expiration Date
          ------------------------------------------------

           1987 - 1998    $ 1,667,771      2007 - 2008
           1999                32,102      2019

Current Tax Asset Value of Net Operating Loss
  Carryforwards at Current Prevailing Federal Tax Rate         $   577,956
Valuation Allowance                                            (   577,956)
                                                               ------------
     Net Derferred Tax Asset                                   $       -0-
                                                               ============
     Current Income Tax Expense                                        -0-
     Deferred Income Tax Benefit                                       -0-

NOTE 5. GOING CONCERN

MovieO has no assets and no operations from which it can obtain working capital. MovieO Network, Inc., recognizes that it must find a source of working capital or MovieO may not be able to continue its existence. Current officers of MovieO Network, Inc., are seeking a business opportunity through merger or acquisition that would provide operations with a revenue flow and the possibility of additional capital investment.

NOTE 6. STOCKHOLDERS' EQUITY

Pursuant to a Form S-18 Registration statement MovieO issued 2,500,000 shares at $0.01 per share for gross proceeds of $250,000, while the cost of the offering was $28,860.

                              MovieO Network, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE 6. STOCKHOLDERS' EQUITY (Continued)

On January 6, 2000, the Company issued 4,029,100 shares of its common stock for cash of $40,291 and 4,585,000 shares in satisfaction of accounts payable of $45,850.

On February 15, 2000, the Company issued, Pursuant to a Form S-8 Registration Filing, 2,998,350 shares in satisfaction of accounts payable of $59,967.

On March 11, 2000, the Company issued 50,000 shares valued at $500 to Board Member for services rendered.

Item 2.  Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under
Item 2 - Management's Discussion and Analysis or Plan of Operation constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). MovieO desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

General
-------

Management intends for us to proceed in our efforts to expand holdings through the purchase of existing, profitable, private, companies where there is a demonstrable gain in productivity through the minimization of general and administrative costs which are duplicative. We will seek to implement a capital structure which affords the greatest flexibility for future acquisitions while maintaining an adequate base of equity to cushion against fluctuations in the business cycle. Currently, we are a development stage company, with no revenues.

Liquidity and Capital Resources
-------------------------------

We have no assets and no operations from which to produce revenues and we are dependent upon a consultant to our Company to provide working capital and satisfy our cash needs.

Results of Operations
---------------------

During the quarter ended September 30, 2000, we incurred $58,952 in operating expenses compared to none in the comparable quarter of 1999. The loss for the third quarter of 2000 was $58,952, while there were no activities for the third quarter of 1999.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . None

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . None

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . None

Item 4.   Submission of Matters to a Vote of Securities Holders . .  . None

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . None

Item 6. Exhibits and Reports on Form 8-K
(a)      Exhibits - 27 Financial Data Schedule

(b)      Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MovieO Network, Inc.
                             -----------------------
                                  (Registrant)


Date: October 23, 2000                 By: /S/ Quigg Lawrence
     --------------                    ------------------------
                                       QUIGG LAWRENCE
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER