Form 10QSB/A
period 2000-09-30
MOVIEO NETWORK INC
filed 2000-11-09
CIK 825789

                                                        ------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB/A         Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
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

                       777 E Atlantic Avenue, Suite Z-218
                           Delray Beach, Florida 33483
                     ---------------------------------------
                    (Address of principal executive offices)

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

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . None

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . None

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . None

Item 4.   Submission of Matters to a Vote of Securities Holders . .  . None

Item 5.   Other Information

During the quarter we filed with the Securities and Exchange Commission to change our SIC Code from 6770 to 7389 which reflects the nature of our business in Internet Technology.

Item 6. Exhibits and Reports on Form 8-K
a)      Exhibits - 27 Financial Data Schedule

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